Form 10-Q
period 2026-05-31
OXO, Inc
filed 2026-07-14
CIK 2107170

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56851

OXO

(Exact name of registrant as specified in its charter)

Wyoming	39-3653314
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1155 Market Street, Unit 99 San Francisco, California 94103	8742
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

(213) 827-6863

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.0001 par value

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of July 13, 2026, the registrant had 8,275,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Condensed Balance sheets as of May 31, 2026 (Unaudited) & August 31,2025 (Audited)	4

Condensed Statements of Operations for the period from March 1, 2026 to May 31, 2026 (Unaudited) & for the period from September 1, 2025 to May 31, 2026 (Unaudited)	5

Condensed Statement of Stockholders’ Equity for the period from September 1, 2025 to May 31, 2026 (Unaudited)	6

Condensed Statement of Cash Flows for the period from September 1, 2025 to May 31, 2026 (Unaudited)	7

Notes to the Financial Statements	8

OXO

CONDENSED BALANCE SHEETS

	May 31, 2026	August 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash & cash equivalents	$14,650	$400
Prepaid expenses	1,300	1,750
Accounts Receivable	5,800	–
Total current assets	21,750	2,150

Non-Current assets
Intangible assets – Digital Platform & Brand	34,617	46,242
Equipment (net)	12,860	17,207
Total Non-Current assets	47,477	63,449

TOTAL ASSETS	$69,227	$65,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Unearned revenue	$–	$400
Accounts Payable	9,414	–
Short-term loans from shareholder	19	–
Total Current Liabilities	9,433	400

Non-Current Liabilities	–	–

Total Liabilities	9,433	400

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,625,000 shares issued and outstanding as of May 31, 2026 and 4,200,000 shares issued and outstanding as of August 31, 2025	562	420
Additional Paid-In-Capital	83,588	69,480
Accumulated Deficit	(24,356)	(4,701)
Total Stockholders’ equity (deficit)	59,794	65,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,227	$65,599

The accompanying notes are an integral part of these financial statements.

OXO

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the period from March 1, 2026 to May 31, 2026	For the period from September 1, 2025 to May 31, 2026

Revenue	$–	$6,200
Cost of revenue	–	–
Gross Profit	–	6,200

Operating expenses
General and administrative expenses	5,474	23,941
Advertising and marketing	–	–
Professional services	1,914	1,914
Total operating expenses	7,388	25,855

Income (Loss) before provision for income taxes	(7,388)	(19,655)
Provision for income taxes	–	–
Net income (loss)	$(7,388)	$(19,655)

Income (loss) per common share: Basic and diluted	$(0.0017)	$(0.0046)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	4,327,174	4,242,857

The accompanying notes are an integral part of these financial statements.

OXO

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 1, 2025 TO MAY 31, 2026

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Deficit accumulated	Total
Balance at August 31, 2025	4,200,000	$420	$69,480	$(4,701)	$65,199
Net loss for the period	–	–	–	(19,655)	(19,655)
Issuance of common stock for cash proceeds	1,425,000	142	14,108	–	14,250
Balances as of May 31, 2026	5,625,000	$562	$83,588	$(24,356)	$59,794

The accompanying notes are an integral part of these financial statements.

OXO

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from September 1, 2025 to May 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,655)
Adjustments to reconcile net loss to net cash:
Depreciation	4,347
Amortization	11,625
Amortization (Prepaid tech support)	450
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(5,800)
Increase in Short-term loans from Shareholder	19
Increase in Accounts Payable	9,414
Decrease in Unearned revenue	(400)
Net cash provided by (used in) Operating activities	–

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing activities	–

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital	14,108
Common Stock	142
Net cash provided by Financing activities	14,250

Increase (decrease) in cash and equivalents	14,250
Cash and equivalents at beginning of the period	400
Cash and equivalents at end of the period	$14,650

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED May 31, 2026

NOTE 1 – ORGANIZATION AND OPERATIONS

OXO (the “Company”) was incorporated in the State of Wyoming on August 6, 2025. The Company is a development-stage company engaged in providing direct-to-consumer (D2C) eCommerce consulting, branding, and digital marketing services.

The Company owns a proprietary digital platform known as MMM Neural, which is designed to support advanced marketing analytics, marketing mix modeling, attribution analysis, and related software solutions. As of May 31, 2026, the MMM Neural platform remained under development and had not generated revenue. Subsequent to the reporting date, the Company substantially completed the platform’s core development and continued final refinements, testing, and commercialization activities. During the nine months ended May 31, 2026, the Company generated revenue from consulting and branding services while continuing to advance commercialization of the MMM Neural platform.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial reporting.

Accordingly, these financial statements do not include all information and disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows, have been included.

The balance sheet as of August 31, 2025 has been derived from the Company's audited financial statements.

The results of operations for the nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2026.

Comparative statements of operations and cash flows for the corresponding prior-year interim periods have not been presented because the Company was incorporated on August 6, 2025 and no comparable prior interim periods exist.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

For the nine months ended May 31, 2026, the Company incurred a net loss of approximately $19,655 and had an accumulated deficit of approximately $24,356 as of May 31, 2026. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

Management intends to fund future operations primarily through equity financing, including proceeds from the Company's the Company’s ongoing registered offering, and, if necessary, through additional capital contributions from management or existing stockholders. There can be no assurance that such financing will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to receive.

During the nine months ended May 31, 2026, the Company recognized total revenue of $6,200, consisting of:

•	$1,200 related to a consulting services agreement. The customer prepaid $400, which had previously been recorded as unearned revenue and was recognized as revenue upon completion of the services. The remaining $800 remained outstanding as accounts receivable as of May 31, 2026.

•	$5,000 related to a branding and marketing services agreement. Services under the agreement were completed during the period, and the related receivable remained outstanding as of May 31, 2026.

Accounts receivable totaled $5,800 as of May 31, 2026. Management evaluates collectability on an ongoing basis and believes all outstanding receivables are collectible. Accordingly, no allowance for doubtful accounts has been recorded.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist primarily of the Company's proprietary digital platform and brand, MMM Neural, previously contributed by the Director and recorded at an estimated fair value of $46,500.

The intangible assets are amortized using the straight-line method over an estimated useful life of three years.

Amortization expense for the nine months ended May 31, 2026 was approximately $11,625.

As of May 31, 2026, the carrying value of intangible assets was as follows:

May 31, 2026
Gross carrying amount	$46,500
Less: Accumulated amortization	(11,883)
Intangible assets, net	$34,617

Amortization expense is included within operating expenses.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist primarily of office equipment contributed by the Director and are recorded at estimated fair value on the date of contribution.

Property and equipment are depreciated using the straight-line method over an estimated useful life of three years.

Depreciation expense for the nine months ended May 31, 2026 was approximately $4,347.

Property and equipment consisted of the following:

May 31, 2026
Office equipment	$17,400
Less: Accumulated depreciation	(4,540)
Property and equipment, net	$12,860

Depreciation expense is included within operating expenses.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consist primarily of a three-year technology support agreement contributed by the Director upon the Company's formation and initially recorded at a value of $1,800.

The prepaid asset is amortized on a straight-line basis over the contractual service period.

Amortization expense related to prepaid technology support for the nine months ended May 31, 2026 was $450.

The remaining prepaid balance as of May 31, 2026 was $1,300.

NOTE 8 – ACCOUNTS PAYABLE

Accounts payable totaled $9,414 as of May 31, 2026.

The balance consists primarily of amounts payable for legal and accounting services and website development and enhancement services incurred during the ordinary course of business.

Management evaluated the nature of the website enhancement services and determined that the work performed did not significantly extend the useful life of the Company's existing platform or create separately identifiable intangible assets. Accordingly, the related costs were recognized as operating expenses in accordance with the Company's accounting policies.

NOTE 9 – STOCKHOLDERS' EQUITY

During the nine months ended May 31, 2026, the Company issued 1,425,000 shares of common stock for cash proceeds of $14,250 in connection with the Company’s ongoing offering. Of the total proceeds received, $142.50 was recorded as Common Stock and $14,107.50 was recorded as Additional Paid-in Capital.

As of May 31, 2026, the Company had 5,625,000 shares of common stock issued and outstanding.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for identifying and reporting related party transactions.

During the nine months ended May 31, 2026, no new material related party transactions occurred.

As of May 31, 2026, the Company had a short-term loan payable to a shareholder of $19. Other than the continued amortization and depreciation of assets previously contributed by the Director, no additional related party transactions occurred during the period.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes.

For the nine months ended May 31, 2026, no provision for income taxes was recorded due to the Company's operating losses.

The Company has generated net operating loss carryforwards for federal income tax purposes. The amount of such carryforwards is subject to final determination under applicable tax laws. A full valuation allowance has been recorded against the related deferred tax assets.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed using the weighted average number of common shares outstanding adjusted for the potential effect of dilutive securities.

For the nine months ended May 31, 2026, the Company reported a net loss and had no potentially dilutive securities outstanding. Accordingly, basic and diluted loss per share are identical.

NOTE 13 – SEGMENT REPORTING

The Company operates in a single operating segment and a single reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly reviewed by the Company's Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance.

The CODM evaluates the Company's performance and allocates resources based on consolidated financial information. Accordingly, the Company has determined that it operates in one reportable segment.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued.

On June 12, 2026, the Company entered into an exclusive License and Research Collaboration Agreement with The University of Edinburgh, acting through Edinburgh Innovations Limited. The agreement grants the Company an exclusive worldwide license to develop, commercialize, and sublicense certain proprietary marketing analytics technologies and intellectual property within the fields of marketing mix modeling, attribution analytics, predictive consumer behavior analytics, and related software solutions. The agreement also provides for future research funding, royalty obligations, and certain equity participation rights upon the occurrence of specified financing events.

The agreement requires a non-refundable initial license fee of $30,000 and provides for a three-year sponsored research program beginning September 1, 2026 at an annual funding commitment of $180,000. The agreement also includes revenue-based royalty and sublicensing obligations and contingent equity participation rights.

The Company believes this agreement represents a significant milestone in its commercialization strategy and future product development initiatives.

Additionally, effective July 2, 2026, the Company appointed Scott David Miller as Product & Analytics Lead, and effective July 3, 2026, appointed Thomas Bennett as Data Science / Modeling Lead. Management believes these appointments strengthen the Company's technical capabilities and support the continued commercialization and expansion of the MMM Neural platform.

Subsequent to May 31, 2026, and through the date of these financial statements, the Company issued an additional 2,650,000 shares of its common stock to various investors for cash in connection with its ongoing offering. Following these issuances, the Company had 8,275,000 shares issued and outstanding.

Except as disclosed above, management is not aware of any material subsequent events requiring adjustment to or disclosure in these financial statements.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include statements regarding the Company’s expectations, beliefs, plans, objectives, future financial performance, and assumptions underlying or relating to such statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “continue,” or similar expressions.

These forward-looking statements are based on management’s current expectations and assumptions and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in such statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

OXO (the “Company”) was incorporated in the State of Wyoming on August 6, 2025. The Company provides direct-to-consumer (D2C) eCommerce consulting, branding, and digital marketing services while developing technology solutions designed to enhance marketing analytics and business performance.

The Company has substantially completed the core development of its proprietary MMM Neural platform and is currently focused on final refinements, feature enhancements, testing, and commercialization efforts prior to broader market deployment.

Although the Company continues to generate limited consulting revenue, management believes that future growth will primarily depend on the successful commercialization of the MMM Neural platform together with continued expansion of its consulting and digital marketing services.

Results of Operations

Three Months Ended May 31, 2026

Revenue

The Company did not recognize revenue during the three months ended May 31, 2026.

Management continued to focus primarily on platform refinement, testing, business development activities, and preparation for commercialization of the MMM Neural platform.

Operating Expenses

Operating expenses for the three months ended May 31, 2026 were approximately $7,388.

Operating expenses consisted primarily of:

amortization of intangible assets;

depreciation of office equipment;

legal and accounting fees;

general and administrative expenses; and

technology support and website maintenance expenses.

The Company continues to incur operating expenses necessary to support its public company reporting obligations and commercialization activities.

Net Loss

The Company reported a net loss of $7,388 for the three months ended May 31, 2026.

The loss primarily reflects ongoing operating costs associated with platform refinement, depreciation and amortization of previously capitalized assets, and professional service expenses.

Nine Months Ended May 31, 2026

Revenue

Revenue for the nine months ended May 31, 2026 was $6,200.

Revenue was generated from consulting and branding service agreements completed during the period. The Company did not recognize revenue from its MMM Neural platform because commercialization activities are still in progress.

Gross Profit

Gross profit for the nine months ended May 31, 2026 was $6,200.

The Company did not incur significant direct costs associated with revenue-generating activities during the period.

Operating Expenses

Operating expenses for the nine months ended May 31, 2026 were $25,855.

Operating expenses consisted primarily of:

amortization of intangible assets;

depreciation of office equipment;

legal and accounting fees;

general and administrative expenses; and

technology support and website maintenance expenses.

The Company's operating expenses continue to reflect investments in platform commercialization, corporate compliance, and maintaining its public company reporting obligations.

Net Loss

The Company reported a net loss of $19,655 for the nine months ended May 31, 2026.

The net loss primarily reflects ongoing operating expenses associated with commercialization activities, professional services, depreciation, and amortization while the Company continues expanding its operations.

Liquidity and Capital Resources

As of May 31, 2026, the Company had cash and cash equivalents of $14,650, compared to $400 as of August 31, 2025.

Working capital improved during the period primarily as a result of proceeds received from the issuance of common stock.

Net cash provided by operating activities for the nine months ended May 31, 2026 was $0, as non-cash depreciation and amortization expenses, together with changes in working capital accounts, substantially offset the Company's net loss.

Net cash provided by financing activities was $14,250, representing proceeds received from the issuance of common stock in connection with the Company's ongoing private offering.

Management believes that existing cash resources, together with anticipated proceeds from future equity financings and future operating revenues, will provide sufficient liquidity to support current operating activities. However, because the Company remains in the early stages of commercialization, additional financing may be required to support future growth and expansion.

Plan of Operations and Funding

Over the next twelve months, the Company intends to continue the commercialization of the MMM Neural platform while expanding its consulting, branding, and digital marketing services.

Management plans to continue enhancing the platform through additional feature development, optimization, testing, and collaborative research initiatives while pursuing new customer relationships and expanding market awareness.

The Company expects to continue investing in technology infrastructure, product enhancement, research and development activities, business development, and marketing initiatives to support the commercialization of the MMM Neural platform.

Management expects that future working capital requirements will be funded primarily through proceeds from the Company's ongoing offering together with future operating revenues. The Company may also pursue additional equity financing to support future growth and expansion, if appropriate.

There can be no assurance that the Company will successfully raise additional capital or generate sufficient operating revenues to execute its business plan. If adequate funding is not available, the Company may be required to delay certain commercialization, research, or expansion initiatives or reduce planned operating expenditures.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern

The independent auditor’s report accompanying the Company’s audited financial statements for the period from August 6, 2025 (inception) through August 31, 2025 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended May 31, 2026, the Company incurred a net loss of $19,655 and had an accumulated deficit of $24,356. Although the Company raised $14,250 through the issuance of common stock during the period, it has not yet established recurring revenues sufficient to fund its operations.

Management intends to address its liquidity requirements through proceeds from the Company’s ongoing registered offering, future operating revenues, and additional financing, if available. There can be no assurance that sufficient financing or operating revenues will be available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same individual, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2026 due to material weaknesses in the Company’s internal control over financial reporting. These material weaknesses primarily relate to the Company’s limited personnel, lack of segregation of duties, and the absence of an independent audit committee and other formal internal control processes, which are common for a company of its size and stage of development.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. However, management does not believe that any such proceedings, if they were to occur, would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXO
Dated: July 13, 2026	By: /s/ Aleksejus Klimanovas
Aleksejus Klimanovas
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Aleksejus Klimanovas
Aleksejus Klimanovas
Chief Financial Officer
(Principal Financial and Accounting Officer)

